Form 10-Q
period 2019-06-30
Fellazo Inc.
filed 2019-09-09
CIK 1771928

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission File Number: 001-33480

Fellazo Inc.

(Exact name of registrant as specified in its charter)

Jinshan Building East, Unit 1903

568 Jinshan West Road

Yong Kang City, Zhejiang Province

People’s Republic of China 321300

(Address of principal executive offices, including zip code)

(86) 13012855255

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Ordinary Share, one Right and one Warrant	FLLCU	The NASDAQ Stock Market LLC
Ordinary Shares, par value $0.0001 per share	FLLC	The NASDAQ Stock Market LLC
Rights, exchangeable into one-tenth of one Ordinary Share	FLLCR	The NASDAQ Stock Market LLC
Warrants, each exercisable for one-half of one Ordinary Share, each whole Ordinary Share exercisable at $11.50 per whole share	FLLCW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232,405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☒ No ☐

As of September 6, 2019, there were 5,979,500 shares of the registrant’s ordinary shares, par value $0.0001 per share, issued and outstanding.

FELLAZO INC.

CONDENSED BALANCE SHEET

	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
ASSETS
Current Assets:
Cash	$2,518	$62
Prepaid expense	20	-
Total Current Assets	2,538	62

Non-current Assets
Deferred offering costs associated with initial public offering	277,462	95,000
Total Non-current Assets	277,462	95,000

TOTAL ASSETS	$280,000	$95,062

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$60,197	$60
Due to related parties	82,002	-
Advance from related party	125,000	91,498
Total Current Liabilities	267,199	91,558

Total Liabilities	267,199	91,558

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Ordinary share, $0.0001 par value; 100,000,000 shares authorized; 1,437,500 and 1,437,500 shares issued and outstanding, respectively	144	144
Additional paid-in capital	24,856	9,856
Accumulated deficit	(12,199)	(6,496)
Total Stockholders’ Equity	12,801	3,504

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$280,000	$95,062

The accompanying notes to unaudited condensed financial statements are an integral part of these statements

FELLAZO INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2019

Revenue	$-	$-

Operative Expenses:
Formation and operating costs	172	5,703
Total Operating Expenses	172	5,703

Loss From Operations	(172)	(5,703)

Loss Before Income Taxes	(172)	(5,703)
Income Taxes	-	-
Net Loss	$(172)	$(5,703)

Net Loss Per Ordinary Share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Number of Ordinary Shares Outstanding
Basic and diluted	1,437,500	1,437,500

The accompanying notes to unaudited condensed financial statements are an integral part of these statements

FELLAZO INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period from October 5, 2018 (date of inception) through December 31, 2018

And for the Three and Six Months Ended June 30, 2019

(Unaudited)

	Ordinary Stock		Additional		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity
Balance, October 5, 2018 (inception)	-	$-	$-	$-	$-
Issuance of ordinary stock to founders	10,000	1	9,999	-	10,000
Repurchase of ordinary stock from founders (1)	(10,000)	(1)	1	-	-
Issuance of ordinary stock to founders (1)	1,437,500	144	(144)	-	-
Net loss for the period from October 5, 2018 (inception) through December 31, 2018	-	-	-	(6,496)	(6,496)
Balance, December 31, 2018	1,437,500	144	9,856	(6,496)	3,504
Repurchase of ordinary stock from founders (1)	-	-	(10,000)	-	(10,000)
Issuance of ordinary stock to founders	-	-	25,000	-	25,000
Net loss for the three months ended March 31, 2019				(5,531)	(5,531)
Balance, March 31, 2019	1,437,500	144	24,856	(12,027)	12,973
Net loss for the three months ended June 30, 2019	-	-	-	(172)	(172)
Balance, June 30, 2019	1,437,500	$144	$24,856	$(12,199)	$12,801

(1) The share amounts have been retroactively restated to reflect share repurchase and issuance in March 2019

The accompanying notes to unaudited condensed financial statements are an integral part of these statements

FELLAZO INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months Ended June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(5,703)
Adjustment to reconcile net loss from operations to net cash provided by operating activities:
Changes in operating assets and liabilities:
Increase in prepaid expense	(20)
Increase in accounts payable and accrued liabilities	60,137
NET CASH PROVIDED BY OPERATING ACTIVITIES	54,414

CASH FLOWS FROM INVESTING ACTIVITIES	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of ordinary shares to founders	25,000
Repurchase of ordinary shares from founders	(10,000)
Proceeds from related parties’ advance	82,002
Proceeds from sponsor loan	33,502
Payments of deferred offering costs	(182,462)
NET CASH USED IN FINANCING ACTIVITIES	(51,958)

NET INCREASE IN CASH	2,456
CASH - December 31, 2018	62
CASH - June 30, 2019	$2,518

The accompanying notes to unaudited condensed financial statements are an integral part of these statements

FELLAZO INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS OPERATIONS

Fellazo Inc. (the “Company”) was incorporated in Cayman Islands on October 5, 2018. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). Although the Company is not limited to a particular industry for purposes of consummating a Business Combination, the Company intends to focus its search for target businesses in the health food and supplement sector. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company’s sponsor is Swipy Ltd, a Cayman Islands exempted company (the “Sponsor”).

The Company has not commenced any operations as of the date of the filing. All activity for the period from October 5, 2018 (date of inception) through June 30, 2019 relates to the Company’s formation and the IPO (as defined below) described below. The Company will not generate any operating revenues until after the completion of its Business Combination. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The registration statement for the Company’s IPO was declared effective on July 24, 2019. On July 29, 2019, the Company consummated its initial public offering (“IPO”) of 5,000,000 units (“Units”). Each Unit consists of one ordinary share, $0.0001 par value, one right and one redeemable warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000. On August 6, 2019, the Company consummated the closing of the sale of 750,000 additional units (the “Units”) at a price of $10.00 per unit upon receiving notice of the underwriters’ election to exercise in full of their over-allotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000.

Simultaneously with the consummation of the IPO and the sale of the Units, the Company consummated the private placement (“Private Placement”) of 214,500 Units. Each Unit consists of one ordinary share, $0.0001 par value, one right to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination and one warrant exercisable to purchase one-half (1/2) of one ordinary share at a price of $11.50 per whole share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $2,145,000. On August 6, 2019, simultaneously with the exercise of the over-allotment, the Company consummated the Sponsor Private Placement of an additional 15,000 units (the “Placement Units”), generating a gross proceed of $150,000,

An aggregated amount of $57,500,000 was placed in a trust account (“Trust Account”). Among which, $47,855,000 was the proceeds received from the consummation of the IPO, $2,145,000 was the proceeds received from simultaneous Private Placement, $7,350,000 was the proceeds received from the exercise of the over-allotment option of units and $150,000 was the proceeds received from the Private Placement simultaneous the exercise of the over-allotment option of units.

Except with respect to interest earned on the funds held in the Trust Account that may be released to us to pay our taxes, if any, the fund in the Trust Account will not be released until the earliest of (i) the completion of our Business Combination , (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 12 months from July 29, 2019, the date of closing of our IPO (or up to 21 months from July 29, 2019 if we extend the period of time to consummate a Business Combination, as described in more detail in the Registration Statement) or (B) with respect to any other provision relating to shareholders’ rights or pre-Business Combination activity and (iii) the redemption of all of our public shares if we are unable to complete our Business Combination within 12 months from July 29, 2019 (or up to 21 months from July 29, 2019 if we extend the period of time to consummate a Business Combination , as described in more detail in the Registration Statement), subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on income earned on the Trust Account and the deferred underwriters’ commission) at the time of the agreement to enter into the Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). Upon the closing of the IPO, The management has agreed that an aggregated amount of $57,500,000 in a Trust Account, located in the United States, will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

The Company will provide its “public stockholders”, the holders of the outstanding shares of its ordinary stock, par value $0.0001, sold in the IPO (each, a “Public Share”) with the opportunity to redeem all or a portion of their Public Share upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion based on a variety of factors or if the Business Combination would otherwise require a vote. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account plus pro rate share of interest income less taxes payable. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination, after payment of the deferred underwriting commission and a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the initial stockholder (as defined below) has agreed to vote its Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the IPO in favor of a Business Combination. In addition, the initial stockholder has agreed to waive its redemption right with respect to its Founder Shares (as defined below in Note 5) and Public Shares in connection with the completion of a Business Combination. The underwriters have also agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the combination period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Notwithstanding the foregoing, our Amended and Restated Memorandum and Articles of Association provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the ordinary stock sold in the IPO, without the prior consent of the Company.

The Company’s Sponsor (the “initial stockholder”) has agreed not to propose an amendment to the Amended and Restated Amended and Restated Memorandum and Articles of Association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares of ordinary stock in conjunction with any such amendment.

Pursuant to our amended and restated memorandum and articles of association, if we are unable to complete our Business Combination within 12 months from the closing of the IPO, July 29, 2019 (or up to 21 months from the July 29, 2019 if we extend the period of time to consummate a Business Combination , as described in more detail in the Registration Statement), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and less up to $50,000 of interest to pay dissolution expenses) divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares (as defined below in Note 4) and private placement shares if we fail to complete our Business Combination within 12 months from July 29, 2019, the date of closing of the IPO (or up to 21 months from July 29, 2019 if we extend the period of time to consummate a Business Combination , as described in more detail in the Registration Statement). However, if our Sponsor acquires public shares after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the prescribed time period.

The initial stockholder has agreed to waive its liquidation rights with respect to the Founder Shares and private placement shares if the Company fails to complete a Business Combination within the combination period. However, if the initial stockholder should acquire Public Shares in or after the IPO, it will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the combination period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited financial statements are condensed and do not include all disclosures normally required by generally accepted accounting principles. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on July 26, 2019, as well as the Company’s Current Report Form 8-K, as filed with the SEC on August 2, 2019. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed financial statements and consist of only normal recurring adjustments, except as disclosed herein. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2019.

The accompanying unaudited condensed financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and with the rules and regulations of the U.S. Securities and Exchange Commission for financial information. All amounts are presented in U.S. dollars.

The Company does not have any income source currently. However, the Company believes it has sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of this balance sheet resulting from successfully consummated its IPO on July 29, 2019.

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short -term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $2,518 cash in bank as of June 30, 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company had a cash balance of $2,518 in the banks located in Malaysia. The maximum coverage of Perbadanan Insurance Deposit Malaysia (“PIDM”) is $60,139 (RM250,000). At June 30, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of shares of ordinary stock outstanding during the period excluding shares subject to forfeiture. At June 30, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of ordinary stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Deferred Offering Costs

Deferred offering costs consist of legal, accounting and other costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholders’ equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations. As of June 30, 2019, deferred offering costs totaled $277,462.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal or state taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period from October 5, 2018 (date of inception) to June 30, 2019.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — RELATED PARTY TRANSACTIONS

Founder Shares

On October 5, 2018, the Company issued 10,000 shares to each of Anderson Toh Heng Hee, its Chief Executive Officer, and Jonathan Chong Peng Fai, its Chief Financial Officer at a price of $1.00 per share.

In March 2019, the Company purchased back the 10,000 shares from Anderson Toh Heng Hee and Jonathan Chong Peng Fai at a purchase price of $1.00 per share.

In March 2019, our Sponsor, Swipy Ltd., purchased 1,437,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.02 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued.

Private Placement Units

Our Sponsor has agreed to purchase an aggregate of 214,500 Private Placement Units (or 229,500 units if the over-allotment option is exercised in full) at a price of $10.00 per unit, in a private placement that closed simultaneously with the closing of the IPO on July 29, 2019. Each unit consists of one ordinary share, one right (“Private Placement Right”) granting the holder thereof the right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination, and one warrant (“Private Placement Warrant”) exercisable to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share. The private placement units (including the underlying securities) will be placed into escrow and will not be transferable, assignable or saleable until the completion of our initial business combination. All of the proceeds we receive from these purchases will be placed in the trust account.

Related Party Loan

As of June 30, 2019, our sponsor had advanced to us an aggregate amount of $125,000. In March 2019, we issued to our sponsor a promissory note for up to $125,000, which amount includes the $125,000 previously advanced fund, to be loaned to us in one or more drawdowns. Such loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2019 or the closing of the Initial Public Offering. The loans will be repaid upon the closing of the Initial Public Offering from the proceeds of this offering not held in the trust account.

As of June 30, 2019, the Company’s two directors made a net of $82,002 to the Company for working capital needs. The directors’ borrowing is short-term in nature, non-interest bearing, unsecured and repayable on demand.

Administrative Support Agreement

We entered into an Administrative Services Agreement (“Service Agreement”) with our sponsor on July 24, 2019. Pursuant to the Service Agreement, commencing on the date the security of the Company are listed on the Nasdaq Capital Market, sponsor will provide the Company certain office space, administrative support, and employees of the Sponsor and other support may be reasonably required by the Company from time to time, including in connection with due diligence and related services in connection with the Company’s search for a target company. In exchange, the Company will pay a total of $10,000 per month for office space, administrative and support services until the earlier date of the consummation of an initial business combination or the Company’s liquidation.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Public Warrant

Each warrant entitles the registered holder to purchase one-half (1/2) of one ordinary share at a price of $11.50 per whole share, subject to adjustment as discussed below, at any time commencing on the later of 12 months from the date of the final prospectus (July 24, 2019) or the completion of a Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares. This means that only an even number of warrants may be exercised at any given time by a warrant holder. The warrants will expire five years after the completion of our Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

We will not be obligated to deliver any ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a Unit containing such warrant will have paid the full purchase price for the Unit solely for the ordinary share underlying such Unit.

No warrants will be exercisable for cash unless we have an effective and current registration statement covering the ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

Once the warrants become exercisable, we may call the warrants for redemption (excluding the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and
●	if, and only if, the reported last sale price of the ordinary shares equal or exceed $16.50 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date we send to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO.

We have established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and we issue a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the ordinary shares may fall below the $16.50 redemption trigger price as well as the $11.50 warrant exercise price after the redemption notice is issued.

If we call the warrants for redemption as described above, our management will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” our management will consider, among other factors, our cash position, the number of warrants that are outstanding and the dilutive effect on our shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of our warrants. If our management takes advantage of this option, all holders of warrants would pay the exercise price by surrendering their warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. If our management takes advantage of this option, the notice of redemption will contain the information necessary to calculate the number of ordinary shares to be received upon exercise of the warrants, including the “fair market value” in such case. Requiring a cashless exercise in this manner will reduce the number of shares to be issued and thereby lessen the dilutive effect of a warrant redemption. We believe this feature is an attractive option to us if we do not need the cash from the exercise of the warrants after our Business Combination. If we call our warrants for redemption and our management does not take advantage of this option, our Sponsor and its permitted transferees would still be entitled to exercise their Private Placement Warrants for cash or on a cashless basis using the same formula described above that other warrant holders would have been required to use had all warrant holders been required to exercise their warrants on a cashless basis.

Public Right

Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the IPO. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Private Placement Warrant

The Private Placement Warrants (including the ordinary shares issuable upon exercise of the Private Placement Warrants ) will not be transferable, assignable or salable until the completion of our Business Combination (except, among other limited exceptions as described elsewhere in the Registration Statement under “Principal Shareholders — Transfers of Founder Shares and Private Placement Units,” to our officers and directors and other persons or entities affiliated with the Sponsor) and they will not be redeemable by us and will be exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. Otherwise, the Private Placement Warrants have terms and provisions that are identical to those of the warrants being sold as part of the Units in the IPO. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the Units being sold in the IPO.

If holders of the Private Placement Warrants elect to exercise them on a cashless basis, they would pay the exercise price by surrendering his, her or its warrants for that number of ordinary shares equal to the quotient obtained by dividing (x) the product of the number of ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” (defined below) over the exercise price of the warrants by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of warrant exercise is sent to the warrant agent. The reason that we have agreed that these warrants will be exercisable on a cashless basis so long as they are held by our Sponsor and its permitted transferees is because it is not known at this time whether they will be affiliated with us following a Business Combination. If they remain affiliated with us, their ability to sell our securities in the open market will be significantly limited. We expect to have policies in place that prohibit insiders from selling our securities except during specific periods of time. Even during such periods of time when insiders will be permitted to sell our securities, an insider cannot trade in our securities if he or she is in possession of material non-public information. Accordingly, unlike public shareholders who could exercise their warrants and sell the ordinary shares received upon such exercise freely in the open market in order to recoup the cost of such exercise, the insiders could be significantly restricted from selling such securities. As a result, we believe that allowing the holders to exercise such warrants on a cashless basis is appropriate.

Registration Rights

The holders of the founder shares, and private placement units (and any securities underlying the private placement units) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring us to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Agreement with Underwriter

Over-allotment option

The Company will grant the underwriters a 45-day option from the date of the prospectus to purchase up to 750,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions.

Underwriting discount

The underwriter will be entitled to an underwriting discount of: (i) $0.20 per unit, or up to $1.00 million in the aggregate (or up to approximately $1.15 million in the aggregate if the underwriters’ over-allotment option is exercised in full); (ii) 50,000 ordinary shares in the aggregate (or up to 57,500 ordinary shares in the aggregate if the underwriters’ over-allotment option is exercised in full), payable upon the closing of the Proposed Public Offering. An additional fee of $0.30 per unit, or up to $1.50 million in the aggregate (or up to approximately $1.725 million in the aggregate if the underwriters’ over-allotment option is exercised in full) will be payable to the underwriters for deferred underwriting commissions.

Unit purchase option

We have agreed to sell to the underwriters (and/or their designees), for $100, an option to purchase a total of 250,000 units (or up to 287,500 units if the over-allotment option is exercised in full), exercisable at $11.0 per unit (or an aggregate exercise price of $2,750,000 (or $3,162,500 if the over-allotment option is exercised in full)) upon the closing of the Proposed Public Offering. The purchase option may be exercised for cash or on a cashless basis, at the holder’s option, at any time, in whole or in part, during the period commencing on the later of the first anniversary of the effective date of the registration statement of which this prospectus forms a part and the closing of our initial business combination and terminating on the fifth anniversary of such effectiveness date. Notwithstanding anything to the contrary, neither the option nor the warrants underlying the option shall be exercisable after the five-year anniversary of the effective date of the registration statement of which this prospectus form a part, and the warrants underlying the unit purchase option will be exercisable on a cashless basis at any time. The option and such units purchased pursuant to the option, as well as the shares underlying such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the effectiveness of the registration statement of which this prospectus forms a part pursuant to Rule 5110(g)(1) of FINRA’s NASD Conduct Rules. Pursuant to FINRA Rule 5110(g)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which this prospectus forms a part except to any underwriter and selected dealer participating in the offering and their bona fide officers or partners. The option grants to holder demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement of which this prospectus forms a part with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. We will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares at a price below its exercise price. We will have no obligation to net cash settle the exercise of the purchase option or the warrants underlying the purchase option. The holder of the purchase option will not be entitled to exercise the purchase option or the warrants underlying the purchase option unless a registration statement covering the securities underlying the purchase option is effective or an exemption from registration is available. If the holder is unable to exercise the purchase option or underlying warrants, the purchase option or warrants, as applicable, will expire and become worthless.

The exercise price and number of units issuable upon exercise of the option (and the underlying securities) may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of shares at a price below its exercise price.

NOTE 8 — STOCKHOLDER’S EQUITY

Capital Stock

On October 5, 2018, the Company issued 10,000 shares to each of Anderson Toh Heng Hee, its Chief Executive Officer, and Jonathan Chong Peng Fai, its Chief Financial Officer at a price of $1.00 per share.

In March 2019, the Company repurchased 10,000 shares from Anderson Toh Heng Hee and Jonathan Chong Peng Fai at a purchase price of $1.00 per share.

In March 2019, we amended and restated our memorandum and articles of association to increase our authorized capital stock from 50,000 ordinary shares with a par value of $1.00 per share to 100,000,000 ordinary shares with a par value of $0.0001 per share and 1,000,000 preference shares with a par value of $0.0001 per share.

In March 2019, our Sponsor, Swipy Ltd., purchased 1,437,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.02 per share.

All share and per share amounts presented in the financial statements have been retroactively restated to reflect the share capitalization.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as disclosed elsewhere in these financial statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the balance sheet.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Fellazo Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “sponsor” refer to Swipy Ltd. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Results of Operations and Known Trends or Future Events

We were formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering (the “IPO”). We will not generate any operating revenues until after completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, our operating expenses, such as, legal, financial reporting, accounting and auditing compliance as well as for due diligence expenses are expected to increase substantially as a result of being a public company.

Liquidity and Capital Resources

As reflected in the financial statements as of June 30, 2019, we had $264,661 working capital deficit (total current liabilities in excess of total current assets) and an accumulated deficit of $12,199. Our founder, sponsor and other related parties provided major fund for the our daily operation needs.

Capital Resources from Sponsor and Related Parties

As of June 30, 2019, our sponsor had advanced to us an aggregate amount of $125,000. In March 2019, we issued to our sponsor a promissory note for up to $125,000, which amount includes the $125,000 previously advanced fund, to be loaned to us in one or more drawdowns. Such loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2019 or the closing of the IPO. As of June 30, 2019, our two directors made a net of $82,002 to the Company for working capital needs. The directors’ borrowing is short-term in nature, non-interest bearing, unsecured and repayable on demand.

Initial Public Offering

On July 29, 2019, we consummated the IPO of 5,000,000 Units. Each Unit consists of one ordinary share, $0.0001 par value, one right and one redeemable warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $50,000,000.

Private Placement

On July 29, 2019, we consummated Private Placement of 214,500 Units at a price of $10.00 per Unit. Each Unit consists of one ordinary share, $0.0001 par value, one right and one redeemable warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one ordinary share upon the consummation of a Business Combination. Each warrant entitles the holder thereof to purchase one-half (1/2) of one ordinary share at an exercise price of $11.50 per share. $2,145,000 of gross proceeds we received from the Private Placement was deposited into the Trust Account.

Exercise of Over-Allotment Option and Additional Private Placement

On August 6, 2019, we consummated the closing of the sale of 750,000 additional units (the “Units”) at a price of $10.00 per unit to exercise in full of their over-allotment option (“Overallotment Units”), generating additional gross proceeds of $7,500,000. Each unit consists of one ordinary share, one warrant to purchase one-half of one ordinary share at a price of $11.50 per whole share, and one right to receive one-tenth of one ordinary share upon the consummation of the our initial business combination. The net proceeds of $7,350,000 was deposited into the Trust Account on August 6, 2019.

Simultaneously with the exercise of the over-allotment, we consummated the private placement of an additional 15,000 units (the “Private Placement Units”), generating gross proceeds of $150,000, which was deposited into the Trust Account on August 6, 2019 (the “Private Placement”).

Trust Account

An aggregated amount of $57,500,000 was placed in a trust account (“Trust Account”) as of August 6, 2019. Among aggregated amount of $57,500,000, $47,855,000 was the net proceeds received from the consummation of the IPO, $2,145,000 was the gross proceeds received from the concurrent Private Placement, $7,350,000 was the net proceeds received from the exercise of the over-allotment option of units and $150,000 was the gross proceeds received from the additional Private Placement that closed simultaneously with the exercise of the over-allotment option of units. The fund in the trust account is exclusively be reserved for the Business Combination or redemption of the units.

We expect our primary liquidity requirements for the next twelve months is approximately $500,000 in connection with the Business Combination for the expenses of legal, accounting, audit, due diligence, travel and other expenses. These amounts are estimates and may differ materially from our actual expenses. Other than cash placed in the trust account, the Company had approximately $750,000 available to use outside of the trust account, immediately after the IPO.

In order to fund any working capital deficiencies or finance transaction costs in connection with a Business Combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business over the next twelve months. However, if our estimate of undertaking in-depth due diligence and negotiating a business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to consummate our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. Following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Related Party Transactions

Founder Shares

On October 5, 2018, we issued 10,000 shares to each of Anderson Toh Heng Hee, its Chief Executive Officer, and Jonathan Chong Peng Fai, its Chief Financial Officer at a price of $1.00 per share.

In March 2019, we purchased back the 10,000 shares from Anderson Toh Heng Hee and Jonathan Chong Peng Fai at a purchase price of $1.00 per share.

In March 2019, our sponsor, Swipy Ltd., purchased 1,437,500 founder shares (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.02 per share. The purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued.

Private Placement Units

Our sponsor has agreed to purchase an aggregate of 214,500 Private Placement Units (or 229,500 units if the over-allotment option is exercised in full) at a price of $10.00 per unit, in a private placement that closed simultaneously with the closing of the IPO on July 29, 2019. Each unit consists of one ordinary share, one right (“Private Placement Right”) granting the holder thereof the right to receive one-tenth (1/10) of one ordinary share upon the consummation of an initial business combination, and one warrant (“Private Placement Warrant”) exercisable to purchase one-half (1/2) of one ordinary share at a price of $11.50 per full share. The private placement units (including the underlying securities) will be placed into escrow and will not be transferable, assignable or saleable until the completion of our initial business combination. All of the proceeds we receive from these purchases will be placed in the trust account.

Related Party Loan

As of June 30, 2019, our sponsor had advanced to us an aggregate amount of $125,000. In March 2019, we issued to our sponsor a promissory note for up to $125,000, which amount includes the $125,000 previously advanced fund, to be loaned to us in one or more drawdowns. Such loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2019 or the closing of the IPO. The loans will be repaid upon the closing of the IPO from the proceeds of this offering not held in the trust account.

As of June 30, 2019, our two directors made a net of $82,002 to us for working capital needs. The directors’ borrowing is short-term in nature, non-interest bearing, unsecured and repayable on demand.

Administrative Support Agreement

We entered into an Administrative Services Agreement (“Service Agreement”) with our sponsor on July 24, 2019. Pursuant to the Service Agreement, commencing on the date the security of the Company are listed on the Nasdaq Capital Market, sponsor will provide us certain office space, administrative support, and employees of the sponsor and other support may be reasonably required by us from time to time, including in connection with due diligence and related services in connection with our search for a target company. In exchange, we will pay a total of $10,000 per month for office space, administrative and support services until the earlier date of the consummation of an initial business combination or our liquidation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk.  Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, may be invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our IPO filed with the SEC on July 26, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on July 26, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 5, 2018, we issued an aggregate of 10,000 shares of $1.00 par value each, or 5,000 shares each, to Anderson Toh Heng Hee, our Chief Executive Officer, and Jonathan Chong Peng Fai, our Chief Financial Officer at a subscription price of $1.00 per share. On March 29, 2019, we repurchased 10,000 shares from Anderson Toh Heng Hee and Jonathan Chong Peng Fai at a repurchase price of $1.00 per share. On March29, 2019, our authorized share capital was subdivided into shares of $0.0001 par value each. As part of the subdivision of shares, one share of $0.0001 par value each were issued to each of Anderson Toh Heng Hee and Jonathan Chong Peng Fai at a price of $0.0001 per share which were repurchased at a repurchase price of $0.0001 per share. Subsequently, on March 29, 2019, we issued 1,437,500 founder shares to our sponsor for an aggregate subscription price of $25,000, or approximately $0.02 per share. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D.

Subsequent to the quarterly period covered by this report, on July 29, 2019, we consummated our IPO of 5,000,000 units. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $50,000,000. Maxim Group LLC acted as the sole book running manager of the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-231654). The SEC declared the registration statement effective on July 24, 2019 (the “Registration Statement”).

Simultaneously with the consummation of the IPO, we consummated a private placement of 214,500 units (the “Private Units”) to our sponsor at a price of $10.00 per Private Unit, generating total proceeds of $2,145,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Units are the same as the units sold in the IPO, except that warrants included in the Private Units (the “Private Warrants”) are not transferable, assignable or salable until after the completion of a business combination, subject to certain limited exceptions. Additionally, the Private Warrants are exercisable on a cashless basis and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees.

In connection with the IPO, we had granted the underwriter for the IPO (the “Underwriter”) a 45-day option to purchase up to 750,000 additional Units to cover over-allotments, if any (“Over-Allotment Units”). On August 6, 2019, the Underwriter exercised the option in full and purchased an aggregate of 750,000 Over-Allotment Units, which were sold at an offering price of $10.00 per Unit, generating gross proceeds of $7,500,000. Such securities were registered under the Securities Act pursuant to the Registration Statement.

Of the gross proceeds received from the IPO, private placement of Private Units and the exercise of the Over-Allotment Units, $57,500,000 was placed in the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated July 24, 2019, by and among the Company and the representatives of the several underwriters (1)
3.1	Amended and Restated Memorandum and Articles of Association. (1)
4.1	Warrant Agreement, dated July 24, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (1)
4.2	Rights Agreement, dated July 24, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as rights agent (1)
10.1	Investment Management Trust Agreement, dated July 24, 2019, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (1)
10.2	Registration Rights Agreement, dated July 24, 2019, by and among the Company, the Sponsor and the holders party thereto (1)
10.3	Letter Agreement, dated July 24, 2019, by and among the Company, its officers, its directors and the Sponsor (1)
10.4	Administrative Services Agreement, dated July 24, 2019, by and between the Company and the Sponsor (1)
10.5	Share Escrow Agreement, dated July 24, 2019, by and among CST, the Company’s officers and directors and the Sponsor (1)
10.6	Unit Purchase Option, dated July 29, 2019, issued to a designee of Maxim Group LLC by the Company (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

(1) Previously filed as an exhibit to our Current Report on Form 8-K filed on July 30, 2019 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fellazo Inc.

Date: September 9, 2019		/s/ Nicholas Ting Lun Wong
	Name:	Nicholas Ting Lun Wong
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 9, 2019		/s/ Jonathan Peng Fai Chong
	Name:	Jonathan Peng Fai Chong
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)